Form 10-Q
period 2026-09-30
JATT III Acquisition Corp
filed 2026-11-13
CIK 2145659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43461

JATT III ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 Central Avenue C/O 56 Westfield, NJ	07091
(Address of principal executive offices)	(Zip Code)

201-688-0364

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
ordinary shares, par value $0.0001 per share	JTTT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2026, there were 8,859,000 ordinary shares, $0.0001 par value issued and outstanding.

JATT III ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from April 27, 2026 (Inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from April 27, 2026 (Inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from April 27, 2026 (Inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information	18
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JATT III ACQUISITION CORP

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Cash	$1,046,019
Prepaid expenses	137,246
Total current assets	1,183,265

Long-term prepaid insurance	113,753
Cash and investments held in Trust Account	69,233,988
Total Assets	$70,531,006

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$58,332
Total current liabilities	58,332

Deferred legal fees	20,352
Deferred underwriting fee	2,070,000
Total Liabilities	2,148,684

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 6,900,000 shares at redemption value of approximately $10.03 per share	69,233,988

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,959,000 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption)(1)	196
Additional paid-in capital	—
Accumulated deficit	(851,862)
Total Shareholders’ Deficit	(851,666)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$70,531,006

(1)	Up to 225,000 ordinary shares were formerly subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On August 27, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 225,000 ordinary shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT III ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from April 27, 2026 (Inception) Through September 30,
	2026	2026
Formation, general and administrative expenses	$209,128	$228,287
Share-based compensation expense	38,806	38,806
Loss from operations	(247,934)	(267,093)

Other income:
Interest earned on investments held in Trust Account	233,988	233,988
Total other income	233,988	233,988

Net loss	$(13,946)	$(33,105)

Basic and diluted weighted average redeemable ordinary shares outstanding	2,550,000	1,503,846

Basic and diluted net loss per redeemable ordinary share	$(0.00)	$(0.01)

Basic and diluted weighted average non-redeemable ordinary shares outstanding(1)(2)	1,669,630	1,600,038

Basic and diluted net loss per non-redeemable ordinary share	$(0.00)	$(0.01)

(1)	Includes an aggregate of up to 225,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised (Note 5). On August 27, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 225,000 ordinary shares are no longer subject to forfeiture (Note 5).

(2)	On July 6, 2026, the Sponsor surrendered and forfeited 431,250 Founder Shares to the Company for no consideration, following which the Sponsor holds 1,725,000 Founder Shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT III ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM APRIL 27, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 27, 2026 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor(1)(2)	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	(19,159)	(19,159)

Balance – June 30, 2026	1,725,000	173	24,827	(19,159)	5,841

Sale of Private Placement Shares	234,000	23	2,339,977	—	2,340,000

Allocated value of transaction costs to Private Placement Shares	—	—	(13,149)	—	(13,149)

Accretion of ordinary shares to redemption amount	—	—	(2,390,461)	(818,757)	(3,209,218)

Share-based compensation expense	—	—	38,806	—	38,806

Net loss	—	—	—	(13,946)	(13,946)

Balance – September 30, 2026	1,959,000	$196	$—	$(851,862)	$(851,666)

(1)	Includes an aggregate of up to 225,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised (Note 5). On August 27, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 225,000 ordinary shares are no longer subject to forfeiture (Note 5).

(2)	On July 6, 2026, the Sponsor surrendered and forfeited 431,250 Founder Shares to the Company for no consideration, following which the Sponsor holds 1,725,000 Founder Shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT III ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(33,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general and administrative expenses through issuance of ordinary shares	25,000
Payment of operating expenses through promissory note – related party	6,744
Share-based compensation expense	38,806
Interest earned on investments held in Trust Account	(233,988)
Changes in operating assets and liabilities:
Prepaid expenses	(137,246)
Long-term prepaid insurance	(113,753)
Accounts payable and accrued expenses	58,332
Deferred legal fees	20,352
Net cash used in operating activities	(368,858)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	68,310,000
Proceeds from sale of Private Placement Shares	2,340,000
Underwriters’ reimbursement	172,500
Proceeds from promissory note – related party	—
Repayment of promissory note – related party	(40,623)
Payment of offering costs	(367,000)
Net cash provided by financing activities	70,414,877

Net Change in Cash	1,046,019
Cash – Beginning of period	—
Cash – End of period	$1,046,019

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$342,000
Offering costs paid through promissory note - related party	$33,879
Deferred underwriting fee payable	$2,070,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT III ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

JATT III Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 27, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company will have 24 months from the closing of the initial public offering to complete the initial Business Combination (the “Completion Window”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial Business Combination with the Company.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 27, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2026. On August 27, 2026, the Company consummated the Initial Public Offering of 6,900,000 ordinary shares (the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 900,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 234,000 Private Placement Shares (each “Private Placement Share”, collectively the “Private Placement Shares”), in a private placement to the Company’s sponsor, JATT Ventures III L.P. (the “Sponsor”), at a price of $10.00 per Private Placement Share, generating gross proceeds of $2,340,000.

Transaction costs amounted to $2,988,379, consisting of $517,500 of cash underwriting fee (net of $172,500 of underwriter’s reimbursement) and $2,070,000 of deferred underwriting fee, which were allocated to the Public Shares, and $400,879 of other offering costs, which were allocated pro-rata between the Public Shares and Private Placement Shares.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of Nasdaq require that the Company must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company anticipates structuring the initial Business Combination so that the post transaction company in which the public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on August 27, 2026, an amount of $69,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares and the Private Placement Shares was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and will be held in cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially invested at $10.00 per Public Share), including interest (less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

JATT III ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (cont.)

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

The Sponsor, officers, directors and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the Founder Shares, Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines that it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to the Founder Shares, Private Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with a shareholder vote to approve an amendment to the articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them, any Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination. If the Company submits the initial Business Combination to the Public Shareholders for a vote, the Company will complete the initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the holders of the shares present in person or by proxy and entitled to vote thereon at a general meeting of the Company.

The Company will have until (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation as the Company’s board of directors may approve, in which the Company must complete an initial Business Combination or (ii) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. However, if the Company has not completed a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, less taxes payable and up to $100,000 of interest to pay dissolution expenses, provided that this liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

JATT III ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 2, 2026. The interim results for the three months ended September 30, 2026 and for the period from April 27, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of $1,046,019 and working capital of $1,124,933.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement shares upon consummation of the Business Combination at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Shares, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JATT III ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,046,019 in cash and no cash equivalents as of September 30, 2026.

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $69,233,988, were held in U.S. Treasury bills and cash. The Company classifies its U.S. Treasury bills and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to Public Shares were charged to temporary equity and offering costs allocated to Private Placement Shares were charged to shareholders’ deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

JATT III ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Public Shares issuance costs	(2,975,230)
Plus:
Accretion of ordinary shares to redemption amount	3,209,218
Ordinary shares subject to possible redemption, September 30, 2026	$69,233,988

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value.

Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the over-allotment option. Under ASC 260, Earnings Per Share, contingently returnable shares are excluded from the calculation of basic net loss per ordinary share until the contingency is resolved, and are excluded from diluted net loss per ordinary share as their effect would be anti-dilutive. Upon the exercise of the over-allotment option on August 27, 2026, the forfeiture restriction lapsed, and the 225,000 founder shares no longer subject to forfeiture were included in the weighted-average shares outstanding for basic net loss per ordinary share from that date forward. Because the Company reported a net loss for the periods presented, all potentially dilutive securities were anti-dilutive and excluded from diluted net loss per ordinary share; accordingly, basic and diluted net loss per ordinary share are the same.

As of September 30, 2026, the Company did not have any other dilutive securities and contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

JATT III ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Period from April 27, 2026 (Inception)Through September 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(8,428)	$(5,518)	$(16,040)	$(17,065)
Denominator:
Basic and diluted weighted-average shares outstanding	2,550,000	1,669,630	1,503,846	1,600,038
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 27, 2026, the Company sold 6,900,000 Public Shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 900,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 234,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $2,340,000.

JATT III ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 9, 2026, Sponsor paid $25,000 to cover certain costs of the Company in consideration for 2,156,250 ordinary shares (the “Founder Shares”). On July 6, 2026, the Sponsor surrendered and forfeited 431,250 Founder Shares to the Company for no consideration, following which the Sponsor holds 1,725,000 Founder Shares. All share and per share data have been retrospectively presented. The Founder Shares include an aggregate of up to 225,000 shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On August 27, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 225,000 Founder Shares are no longer subject to forfeiture.

On August 25, 2026, the Sponsor granted membership interests equivalent to an aggregate of 315,000 Founder Shares to the Company’s officers, directors, and advisor in exchange for their respective professional services to the Company throughout the Company’s initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 315,000 Founder Shares on August 25, 2026 was $759,780 or $2.412 per share. The Company established the initial fair value of the Founder Shares on August 25, 2026, the date of the grant agreement, using Monte Carlo Simulation Model prepared by a third-party valuation team which takes into consideration the underlying share price of $10.00 and implied market adjustment of 24.1%. Share-based compensation shall be subject to straight-line monthly vesting over the course of 24 months from the date when the registration statement of the Initial Public Offering became effective, provided that the holder continues to work for the Company as an officer, director or advisor. If the holder is an officer, director or advisor of the Company immediately prior to the consummation of a Business Combination, any unvested share interests owned by the holder will vest in full on consummation of the Business Combination. Any share interest that is not vested when a holder ceases to work as an officer, director or advisor to the Company shall be forfeited and cancelled unless the Sponsor decides otherwise, whereby the Sponsor shall make the decision that such share interests shall not be forfeited and cancelled. As of September 30, 2026, the Company recognized stock-based compensation expense of $38,806 and will continue to recognize such expense over the course of 24 months from the effectivity of the Initial Public Offering registration statement.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) 180 days after the completion of a Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Public Shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 25, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. For the three months ended September 30, 2026 and for the period from April 27, 2026 (inception) through September 30, 2026, the Company incurred $24,516 in fees under this agreement, of which $4,516 is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

In connection with the closing of the Company’s Initial Public Offering, the Company’s Chief Financial Officer (“CFO”) received compensation from the Sponsor consisting of a one-time, lump-sum payment of $35,714 for services rendered in connection with the Initial Public Offering.

Promissory Note — Related Party

On June 9, 2026, the Sponsor entered into an agreement to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had borrowed $40,623 under the promissory note which was fully repaid subsequent to the closing of the Initial Public Offering on September 3, 2026. Borrowings under the promissory note are no longer available.

JATT III ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on August 25, 2026. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 900,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 27, 2026, the underwriter elected to fully exercise its over-allotment option to purchase an additional 900,000 Public Shares at a price of $10.00 per Public Share.

The underwriter was entitled to a cash underwriting discount of $0.10 per Public Share, or $690,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriter paid the Company an aggregate amount of $172,500 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.30 per share, or $2,070,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. At the Company’s sole and absolute discretion, up to $327,500 of this amount may be paid to third parties not participating in the Initial Public Offering that assist the Company in consummating its initial Business Combination.

Deferred Legal Fees

As of September 30, 2026, the Company had $20,352 of deferred legal fees incurred to be paid to the Company’s legal advisor upon consummation of the Business Combination. The deferred legal fees are classified as a non-current liability in the accompanying unaudited condensed balance sheet.

JATT III ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. As of September 30, 2026, there were 1,959,000 ordinary shares issued and outstanding, which includes 1,725,000 Founder Shares, 234,000 Private Placement Shares, and excludes 6,900,000 shares that are subject to possible redemption. The Founder Shares will automatically convert into ordinary shares at the time of a Business Combination or earlier at the option of the holders.

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2026, assets held in the Trust Account were comprised of $144 in cash and $69,233,844 in U.S. Treasury bills. For the period from April 27, 2026 (inception) through September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding loss and fair value of held-to-maturity U.S Treasury bills at September 30, 2026:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2026	U.S. Treasury Bills (Mature on 11/27/2026)	1	$69,233,844	$(42,317)	$69,191,527

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

JATT III ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the total assets, which include the following:

September 30, 2026
Cash	$1,046,019
Cash and investments held in Trust Account	$69,233,988

	For the Three Months Ended September 30, 2026	For the Period from April 27, 2026 (Inception) through September 30, 2026
Formation, general and administrative costs	$209,128	$228,287
Share-based compensation expense	$38,806	$38,806
Interest earned on cash and investments held in Trust Account	$233,988	$233,988

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative costs and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs and share-based compensation expense as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to JATT III Acquisition Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to JATT Ventures III L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on April 27, 2026 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

On August 25, 2026, the registration statement on Form S-1 (File No. 333-298161) relating to the initial public offering (the “Initial Public Offering”) of the Company, was declared effective by the U.S. Securities and Exchange Commission.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 27, 2026 (inception) through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $13,946, which consists of formation, general and administrative expenses of $209,128 and share-based compensation expense of $38,806, offset by interest income on investments held in the Trust Account of $233,988.

For the period from April 27, 2026 (inception) through September 30, 2026, we had a net loss of $33,105, which consists of formation, general and administrative expenses of $228,287 and share-based compensation expense of $38,806, offset by interest income investments held in the Trust Account of $233,988.

Liquidity and Capital Resources

On August 27, 2026, we consummated the Initial Public Offering of 6,900,000 ordinary shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 900,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $69,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 234,000 Private Placement Shares, in a private placement to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $2,340,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Shares, a total of $69,000,000 was placed in the Trust Account. We incurred $2,988,379 in Initial Public Offering related costs, consisting of $517,500 of cash underwriting fee (net of $172,500 of underwriter’s reimbursement) and $2,070,000 of deferred underwriting fee, which were allocated to the Public Shares, and $400,879 of other offering costs, which were allocated pro-rata between the Public Shares and Private Placement Shares.

For the period from April 27, 2026 (inception) through September 30, 2026, cash used in operating activities was $368,858. Net loss of $33,105 was affected by interest earned on investments held in the Trust Account of $233,988, payment of formation, general and administrative expenses through issuance of ordinary shares of $25,000, payment of operating expenses through promissory note – related party of $6,744 and share-based compensation expense of $38,806. Changes in operating assets and liabilities used $172,315 of cash from operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $69,233,988 (including $233,988 of interest income) consisting of cash and U.S. Treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,046,019. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We have an agreement to pay the Sponsor or its affiliates, a total of $20,000 per month for officer compensation and administrative services. We began incurring these fees on August 25, 2026 and will continue to incur these fees monthly until the earlier of the consummation of the Business Combination and our liquidation.

Underwriting Agreement

The underwriter was entitled to a cash underwriting discount of $0.10 per Public Share, or $690,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriter paid us an aggregate amount of $172,500 at the closing of the Initial Public Offering as reimbursement to us for certain of our expenses and fees incurred in connection with the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.30 per share, or $2,070,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. At our sole and absolute discretion, up to $327,500 of this amount may be paid to third parties not participating in the Initial Public Offering that assist us in consummating our initial Business Combination.

Deferred Legal Fees

As of September 30, 2026, the Company had $20,352 of deferred legal fees incurred to be paid to the Company’s legal advisor upon consummation of the Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2026, the Company consummated its Initial Public Offering of 6,900,000 ordinary shares, including 900,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at $10.00 per share, generating gross proceeds of $69,000,000. The securities in the offering were registered under the Securities Act pursuant to the registration statement on Form S-1 (No. 333-298161), which the Securities and Exchange Commission declared effective on August 25, 2026.

Simultaneously with the closing of the Initial Public Offering on August 27, 2026, the Company sold 234,000 Private Placement Shares to the Sponsor at $10.00 per share, generating gross proceeds of $2,340,000.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Shares, an aggregate of $69,000,000 was placed in the Trust Account.

We incurred a total transaction cost of $2,988,379, consisting of $517,500 of cash underwriting fee (net of $172,500 of underwriter’s reimbursement) and $2,070,000 of deferred underwriting fee, which were allocated to the Public Shares, and $400,879 of other offering costs, which were allocated pro-rata between the Public Shares and Private Placement Shares.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 25, 2026, between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
10.1	Letter Agreement, dated August 25, 2026, among the Company, JATT Ventures III L.P. and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
10.2	Investment Management Trust Agreement, dated August 25, 2026, between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
10.3	Registration Rights Agreement, dated August 25, 2026, among the Company, JATT Ventures III L.P. and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
10.4	Private Placement Shares Purchase Agreement, dated August 25, 2026, between the Company and JATT Ventures III L.P. (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
10.5	Administrative Services and Indemnification Agreement, dated August 25, 2026, between the Company and JATT Ventures III L.P. (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JATT III Acquisition Corp

Date: November 13, 2026	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chairman, Director, and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Nicholas Fernandez
	Name:	Nicholas Fernandez
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)